Form 10-K/A
period 2001-12-31
MELLON RESIDENTIAL FUNDING CORP MOR PAS THR CER SER 01 HEIL1
filed 2002-12-19
CIK 1143568

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 27, 2002 on behalf of Mellon Residential Funding Corporation
  Mortgage Pass-Through Certificates, Series 2001-HE1 established pursuant to the Pooling and Servicing Agreement among Mellon Residential Funding Corporation as Depositor, Mellon Bank, N.A. as Seller and Mastor Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which
  Mellon Residential Funding Corporation, Mortgage Pass-Through Certificates, Series 2001-HE1 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 08, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Mellon Residential Funding Corporation
    Mortgage Pass-Through Certificates
    Series 2001-HE1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:   Kwan Lee, Vice President

  By: /s/  Kwan Lee, Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Residential Funding Corporation Mortgage Pass-Through Certificates Series 2001-HE1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      Kwan Lee
      ________________________
      [Signature]

      Vice President
      ________________________
      [Title]



  Exhibit Index

  Exhibit No.

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




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

KPMG (LOGO)

One Mellon Bank Center
Pittsburgh, PA 15219
Telephone 412 391 9710
Fax 412 391 8963

Independent Accountants' Report

Mellon Bank Home Equity Installment Loan Trusts 1997-1, 1998-1, and 1999-1, and MRFC Mortgage Pass-Through Trust Series 2001-HEIL 1
c/o Bankers Trust Company of California, N.A., as Trustee:

We have examined management's assertion about Mellon Bank, N.A.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV.1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the home equity installment loans held by Mellon Bank Home Equity Installment Loan Trusts 1997-1, 1998-1, and 1999-1, and MRFC Mortgage Pass-Through Trust
2001-HEIL1, as of and for the year ended December 31, 2001 included in the accompanying Management Report. Management is responsible for Mellon Bank, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Mellon Bank, N.A.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Mellon Bank, N.A.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Mellon Bank, N.A.'s compliance with the minimum servicing standards.

In. our opinion, management's assertion that Mellon Bank, N.A. has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 15, 2002


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX 99.2 (a)

Mellon Bank (LOGO)

March 15, 2002

Loan Servicing Division
P.O. Box 149
Pittsburgh, PA 15230-0149

MANAGEMENT REPORT

As of and for the year ended December 31, 2001, Mellon Bank, N.A. has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV.1., V.2., V.3., and VA., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the home equity installment loans held by Mellon Bank Home Equity
Installment Loan Trusts 1997-1, 1998-1, and 1999-1, and MRFC Mortgage Pass-Through Trust, 2001-HEIL 1 Series. As of and for this same period, Mellon Bank, N.A. had in effect a combined fidelity bond and errors and omissions policy in the aggregate amount of $300,000,000.

William J. Weinbrenner
First Vice President
Operations Management

Patrick Ryan
First Vice President
Retail Product Operations

Paul S. Beideman
Executive Vice President
Consumer Lending


EX 99.3 (a)

Mellon Bank (LOGO)

Loan Servicing Division
P.O. Box 149
Pittsburgh, PA 15230-0149

OFFICER'S CERTIFICATE

MELLON BANK, N.A.

MRFC MORTGAGE PASS-THROUGH TRUST 2001-HEIL 1

The undersigned, a First Vice President of Mellon Bank, N.A., pursuant to
Section 3.17 of the Pooling and Servicing Agreement, dated as of June 1, 2001, by and among Mellon Residential Funding Corporation, as Depositor, Mellon Bank, N.A., as Seller and Master Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, does hereby certify that:

1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Certificate.

2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 2001, with regard to its performance under the Agreement has been conducted under my supervision.

3. Based on such review, Mellon Bank, N.A. has, to the best of my knowledge, fulfilled all its material obligations under the Agreement throughout such year and no default in the performance of such obligations has occurred or is continuing.

IN WITNESS WHEREOF, the undersigned has executed this Officer's
Certificate this 15th day of March, 2002.

MELLON BANK, N.A. as Master Servicer

By:

Name: Patrick Ryan
Title: First Vice President